Form 10-Q
period 1996-06-30
CAPITOL AMERICAN FINANCIAL CORP
filed 1996-07-29
CIK 893906

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________



                         COMMISSION FILE NUMBER 1-11612



                     CAPITOL AMERICAN FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          OHIO                                     34-1052643
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




1001 LAKESIDE AVENUE, CLEVELAND, OHIO                    44114
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)





                                 (216) 696-6400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                        YES   X       NO
                                             ----        ----

AS OF JULY 29, 1996, THERE WERE 17,489,190 COMMON SHARES WITHOUT PAR VALUE OF THE REGISTRANT OUTSTANDING.

                     CAPITOL AMERICAN FINANCIAL CORPORATION
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                                                                       PAGE
                                                                                        NO.
- - --------------------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION:
Item 1   -    Financial Statements
              Condensed Consolidated Balance Sheets -
                 June 30, 1996 (unaudited) and December 31, 1995                        3

              Condensed Consolidated Statements of Income -
                 Three and Six Months Ended June 30, 1996 (unaudited) and 1995
                 (unaudited)                                                            4

              Condensed Consolidated Statement of Shareholders' Equity - Six
                 Months Ended June 30, 1996 (unaudited)                                 5

              Condensed Consolidated Statements of Cash Flows - Six Months
                 Ended June 30, 1996 (unaudited) and 1995 (unaudited)                   6

              Notes to Condensed Consolidated Financial Statements (unaudited)          7

Item 2   -    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          8-13

                          PART II. OTHER INFORMATION:

Item 4   -    Submission of Matters to a Vote of Security Holders                      14

Item 6   -    Exhibits and Reports on Form 8-K                                         15


              Signatures                                                               16


                                       - 2 -

            CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,        December 31,
(Amounts in thousands, except share data)                                            1996              1995
===============================================================================   ===============================
                                                                                  (Unaudited)
Assets
Investments:
    Fixed maturities held-to-maturity, at amortized cost
         (fair value $448,852 in 1996 and $503,813 in 1995)                          $351,826           339,379
     Securities available-for-sale at fair value:
         Fixed maturities (cost $313,600 in 1996 and $261,247 in 1995)                309,260           290,281
         Equity securities (cost $7,671 in 1996 and $8,453 in 1995)                     8,834             9,792
     Short-term investments, at cost which approximates fair value                         50                50
- - -----------------------------------------------------------------------------------------------------------------
           Total investments                                                          669,970           639,502

Cash                                                                                    2,213             7,617
Accrued investment income                                                               8,286             7,597
Agents' advances, net of allowance for uncollectible amounts
     of $991 in 1996 and $1,154 in 1995                                                12,220            12,569
Premiums in course of collection                                                        5,759             5,785
Prepaid commissions                                                                     6,636             6,982
Deferred policy acquisition costs                                                     266,381           258,177
Office equipment and leasehold improvements, net of accumulated
     depreciation and amortization of $7,563 in 1996 and $6,794 in 1995                 4,786             5,467
Other assets                                                                            4,186             4,586
- - -----------------------------------------------------------------------------------------------------------------

          Total assets                                                               $980,437           948,282
=================================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
Insurance policy reserves and liabilities:
     Future policy benefits                                                          $512,599           471,702
     Unpaid claims                                                                     39,247            37,473
     Unearned premiums                                                                 36,055            35,345
- - -----------------------------------------------------------------------------------------------------------------

          Total reserves                                                              587,901           544,520

Notes payable                                                                          29,500            24,000
Accounts payable, accrued expenses, and other liabilities                              16,905            28,984
Deferred federal income taxes                                                          51,844            59,048
- - -----------------------------------------------------------------------------------------------------------------

          Total liabilities                                                           686,150           656,552
- - -----------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred shares, without par value; authorized 5,000,000 shares
     No shares issued or outstanding                                                       --                --
Common Shares, without par value; authorized 40,000,000 shares
    Outstanding net of treasury shares:  17,489,190 shares in 1996
        and 17,454,290 shares in 1995                                                  57,495            57,469
Net unrealized (loss) gain on securities available-for-sale, net of deferred
     federal income tax (benefit) expense of ($1,112) in 1996 and $10,626 in 1995      (2,065)           19,747
Retained earnings                                                                     260,881           237,304
Treasury shares:  1,032,400 shares in 1996 and 1,067,300 shares in 1995               (22,024)          (22,790)
- - -----------------------------------------------------------------------------------------------------------------

          Total shareholders' equity                                                  294,287           291,730

Commitments and contingencies (Note 2)

          Total liabilities and shareholders' equity                                 $980,437           948,282
=================================================================================================================

See accompanying notes to condensed consolidated financial statements.

            CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                              Three Months Ended          Six Months Ended
                                                                                   June 30,                    June 30,
                                                                         -----------------------------------------------------
(Amounts in thousands, except for share and per share data)                   1996            1995        1996           1995
==============================================================================================================================
Revenues:
     Premiums earned                                                       $72,962          69,940     146,641        138,980
     Income from investments                                                13,852          11,910      27,247         23,329
     Realized capital gains                                                     32              --         122             --
     Other income                                                                7              21          24             43
- - ------------------------------------------------------------------------------------------------------------------------------
           Total revenues                                                   86,853          81,871     174,034        162,352
- - ------------------------------------------------------------------------------------------------------------------------------

Benefits and expenses:
     Policy benefits                                                        19,564          19,162      40,022         37,165
     Increase in future policy benefits                                     20,449          18,887      40,897         38,080
     Renewal commissions                                                    10,654          10,245      21,433         20,356
     Amortization of deferred policy acquisition costs                       6,810           5,832      12,267         10,952
     General and administrative                                              8,239           8,117      16,730         18,408
     Interest                                                                  550             622       1,044          1,252
- - ------------------------------------------------------------------------------------------------------------------------------

          Total benefits and expenses                                       66,266          62,865     132,393        126,213
- - ------------------------------------------------------------------------------------------------------------------------------

          Income before federal income taxes                                20,587          19,006      41,641         36,139
- - ------------------------------------------------------------------------------------------------------------------------------

Federal income taxes:
     Current                                                                 6,137           4,866      10,035         10,688
     Deferred                                                                1,070           1,800       4,535          2,491
- - ------------------------------------------------------------------------------------------------------------------------------

          Total federal income taxes                                         7,207           6,666      14,570         13,179
- - ------------------------------------------------------------------------------------------------------------------------------

Net income                                                                 $13,380          12,340      27,071         22,960
==============================================================================================================================

Net income per weighted average Common Share                                 $0.77            0.71        1.55           1.31
==============================================================================================================================

Cash dividends per Common Share                                              $0.10            0.09        0.20           0.18
==============================================================================================================================

Weighted average Common Shares outstanding                              17,489,190      17,457,857  17,480,709     17,483,847
==============================================================================================================================

    See accompanying notes to condensed consolidated financial statements.

            CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1996
                                  (Unaudited)

                                                                               Net
                                                                           Unrealized
                                                                          Appreciation
                                                                         (Depreciation)
                                                                               of                                   Total
                                                                           Available-                  Common       Share-
                                                             Common        for-Sale      Retained     Shares in    holders'
 (Amounts in thousands, except share and per share data)     Stock        Securities     Earnings     Treasury     Equity
 ==========================================================================================================================
 Balance, December 31, 1995                                  $57,469        19,747        237,304    (22,790)   $291,730

      Net income                                                                           27,071                 27,071

      Cash dividends paid on Common Shares,
           $0.20 per share                                                                 (3,494)                (3,494)

      Net unrealized loss on securities available-for-sale,
           net of federal income tax                                       (21,812)                             (21,812)

      Stock options                                               26                                                 26

      Reissuance of 34,900 treasury shares                                                               766        766
- - ---------------------------------------------------------------------------------------------------------------------------

 Balance, June 30, 1996                                      $57,495        (2,065)       260,881    (22,024)  $294,287
 ==========================================================================================================================




    See accompanying notes to condensed consolidated financial statements.

            CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      -------------------
(Amounts in thousands)                                                                  1996        1995
=========================================================================================================
Cash flows from operating activities:
     Net income                                                                      $27,071      22,960
     Adjustments to reconcile net income to net cash
          provided from operating activities:
               Gain on call of equity securities available-for-sale                     (122)         --
               Depreciation and amortization of office
                    equipment and leasehold improvements                                 770         666
               Deferred federal income taxes                                           4,535       2,491
               Increase in insurance policy reserves and liabilities                  43,381      41,724
               Decrease (Increase) in premiums in course of collection                    26         (37)
               Increase in deferred policy acquisition costs                         (20,471)    (22,030)
               Amortization of deferred policy acquisition costs                      12,267      10,952
               Increase in investments due to amortization
                    of discounts, net of premiums                                    (12,192)    (11,153)
              Decrease (Increase) in prepaid commissions                                 346         (59)
              Decrease (Increase) in agents' advances, net of allowance                  349      (2,604)
              Decrease in accounts payable, accrued expenses,
                    and other liabilities                                            (11,968)    (10,126)
               Other, net                                                               (264)        183

- - ----------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) operating activities               43,728      32,967
- - ----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed maturities held to maturity                                        --     (32,707)
     Purchase of fixed maturities available for sale                                 (52,608)         --
     Purchase of equity securities available for sale                                   (294)       (768)
     Call of equity securities available for sale                                      1,198          --
     Net change in office equipment and leasehold improvements                           (89)       (396)

- - ----------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities              (51,793)    (33,871)
- - ----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Borrowings from bank                                                             12,500       4,000
     Repayment of borrowings from bank                                                (1,000)         --
     Repayment of promissory note                                                     (6,000)         --
     Repurchase of Common Shares                                                          --      (1,384)
     Reissuance of treasury shares                                                       766          --
     Payment of dividend                                                              (3,494)     (3,147)
     Principal payments for capital lease obligation                                    (111)       (108)

- - ----------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities                2,661        (639)
- - ----------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                  (5,404)     (1,543)
Cash at beginning of period                                                            7,617       1,543
- - ----------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $2,213          --
==========================================================================================================

     See accompanying notes to condensed consolidated financial statements.

           CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements include the accounts of Capitol American Financial Corporation ("Capitol American") and all significant subsidiaries ("Company") including Capitol American Life Insurance Company ("CALI"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.   Commitments and Contingencies
     -----------------------------

     On March 7,1995, CALI and the insurance regulatory authorities of five states entered into a settlement agreement resolving all issues involving the marketing and sales practices of the Company's independent agents in those states, which had been the subject of routine market conduct examinations. As of June 30, 1996, the Company has complied with certain provisions of the settlement agreement. The Company expects the complete and satisfactory implementation of the settlement provisions to be completed in the latter part of 1996. The ultimate administrative costs of complying and implementing the provisions of the settlement agreement is not expected to have a material impact on the financial position or results of operations of the Company.

     In addition to the foregoing, the Company is involved in ordinary litigation incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse effect upon the results of operations or financial condition of the Company.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Revenues

The following table sets forth the components of total revenues.

(Dollars in thousands)                Three Months Ended                             Six Months Ended
                                                June 30,                                     June 30,
- - -------------------------------------------------------------------------------------------------------------------
                                                                  %                                           %
                                       1996         1995       Change              1996          1995       Change
- - -------------------------------------------------------------------------------------------------------------------
Premiums earned                  $    72,962    $   69,940      4.3          $   146,641    $   138,980      5.5
Income from investments               13,852        11,910     16.3               27,247         23,329     16.8
Realized capital gains                    32            --       --                  122             --       --
Other Income                               7            21    (66.7)                  24             43    (44.2)
- - -------------------------------------------------------------------------------------------------------------------
Total revenues                   $    86,853    $   81,871      6.1          $   174,034    $   162,352      7.2
===================================================================================================================



      Premiums earned increased by 4.3% and 5.5% for the three and six month periods ended June 30, 1996, respectively, when compared with the same 1995 periods. Premiums earned are driven by two factors: renewal premiums and premiums from new policy sales. Renewal premiums (premiums earned on policies in-force longer than 12 months) increased by 8.2% and 8.8% for the three and six-month periods ended June 30, 1996, respectively, when compared with the same 1995 periods. The renewal rates for the three and six month periods ended June 30, 1996 were 85.7% and 86.2%, respectively, compared with 85.3% and 85.2% for the same 1995 periods. Premiums earned from new policies (policies in the first year) declined by 10.3% and 7.1% for the three and six month periods ended June 30, 1996, respectively.

Sales results for the three and six months ended June 30, 1996 are summarized below.

(Dollars in Thousands)                       Three Months Ended                        Six Months Ended
                                                        June 30,                                June 30,
- - -------------------------------------------------------------------------------------------------------------------
                                                                        %                                      %
                                              1996         1995     Change            1996          1995    Change
- - -------------------------------------------------------------------------------------------------------------------
Business Marketing Division (BMD)         $   6,705    $   6,393      4.9          $  11,216   $  11,984    (6.4)

Consumer Marketing Division (CMD)             8,262       10,547    (21.7)            16,274      20,969   (22.4)
- - -------------------------------------------------------------------------------------------------------------------
Total                                     $  14,967    $  16,940    (11.6)         $  27,490   $  32,953   (16.6)
===================================================================================================================


      Sale of new policies for the three and six months ended June 30, 1996, decreased by 11.6% and 16.6%, respectively, from the same 1995 periods.

      Sales from BMD increased by 4.9% in the second quarter of 1996 over the same 1995 period due to a 62.3% increase in sales from brokers. On a year-to-date basis, BMD sales were 6.4% below the same 1995 period, primarily a result of 6.8% decline in the number of producing agents.

      Sales from CMD continue to be hampered by a decline in the Company's largest sales organization, Inter-State Services ("ISS"). ISS, which has historically accounted for approximately one-third of total Company sales, experienced a 35.3% and a 33.4% decline in second quarter and first half of 1996 sales. The decline in ISS sales is primarily due to a 38.2% year-to-date decrease in the number of producing agents. CMD sales excluding ISS were down 7.0% during the quarter and year-to-date were down 9.3%, primarily the result of an 18.4% decline in the number of producing agents partially offset by an 11% increase in agent proficiency.

      The increase in investment income, as shown in the table on the previous page, was driven primarily by growth in the Company's investment portfolio. The investable assets, including cash, increased by 9.5% from December 31, 1995, as a result of cash flow from operations and the accretion of purchase discount on zero coupon securities. The investment yield on average investable assets, including cash, was 8.0% and 8.1% for the second quarter and first six months of 1996, respectively, compared to 8.3% and 8.3% for the same 1995 periods. The decrease in investment yield on average portfolio assets for 1996 is due to lower interest rates generally available on new investments compared to yields on investments made in prior years.

      The Company's fixed income investment portfolio is comprised entirely of U.S. government and corporate utility fixed income securities. The Company has the intent and ability to hold to maturity all fixed income securities currently classified in the held-to-maturity category. During the first half of 1996, the Company realized $122,000 in capital gains due to calls of preferred stocks classified as available-for-sale.

      On July 16, 1996, the Company's Board of Directors approved a change in investment policy which will allow the Company to hold up to 50% of its investment portfolio in non-U.S. Government securities, specifically investment grade corporate fixed income securities.

Benefits and Expenses
- - ---------------------

      The following table sets forth the components and calculation of the benefit ratio.

(Dollars in thousands)                Three Months Ended                              Six Months Ended
                                                 June 30,                                       June 30,
- - -------------------------------------------------------------------------------------------------------------------

                                        % of                   % of                     % of                  % of
                             1996   Revenues        1995   Revenues         1996    Revenues        1995  Revenues
- - -------------------------------------------------------------------------------------------------------------------
Total revenues           $ 86,853      100.0    $ 81,871      100.0   $  174,034      100.0   $  162,352     100.0
- - -------------------------------------------------------------------------------------------------------------------
Claim benefits             15,168       17.5      15,880       19.4       31,924       18.2       31,208      19.2

Return-of-premium
     settlements            4,396        5.1       3,282        4.0        8,298        4.8        5,957       3.7
- - -------------------------------------------------------------------------------------------------------------------
Policy benefits            19,564       22.6      19,162       23.4       40,022       23.0       37,165      22.9

Increase in future
     policy benefits       20,449       23.5      18,887       23.1       40,897       23.5       38,080      23.4
- - -------------------------------------------------------------------------------------------------------------------
Total benefits and
     benefit ratio       $ 40,013       46.1    $ 38,049       46.5   $   80,919       46.5   $   75,245      46.3
===================================================================================================================



     The decrease in the benefit ratio for the second quarter of 1996 is primarily due to lower claim benefit costs incurred and accelerated policy terminations, as discussed in the following page, resulting in the release of policyholder benefit reserves. The benefit ratio for the first half of 1996 increased slightly over the same 1995 period.

     The interest rate used in discounting the provision for future policy benefits for policies issued in 1996 is 8.20% compared to 8.40% for policies issued in 1995, 8.75% for policies issued in 1994, 9.2% for policies issued in 1992 and 1993, and 11% for policies issued in 1981 through 1991. A reduction in the discount rate, which is based on the yield of investments allotted to certain sales, results in an increase in future policy benefits as a percent of revenues. This applies only to new sales, as changes in interest rates do not affect reserving on policies already in force.

              The following table sets forth the components and calculation of the expense ratio.

(Dollars in thousands)               Three Months Ended                               Six Months Ended
                                                June 30,                                       June 30,
- - -------------------------------------------------------------------------------------------------------------------
                                         % of                    % of                   % of                   % of
                             1996    Premiums       1995     Premiums       1996    Premiums      1995     Premiums
- - -------------------------------------------------------------------------------------------------------------------
Premiums earned          $ 72,962     100.0     $ 69,940     100.0     $ 146,641   100.0       $ 138,980   100.0
- - -------------------------------------------------------------------------------------------------------------------

Renewal commissions        10,654      14.6       10,245      14.7        21,433    14.6          20,356    14.7

Amortization of deferred
      policy acquisition
      costs                 6,810       9.3        5,832       8.3        12,267     8.4          10,952     7.9

General and administrative
     expenses excluding
     compliance charges     8,239      11.3        8,117      11.6        16,730    11.4          16,797    12.1

Compliance charges             --      --             --        --            --      --           1,611     1.1
- - -------------------------------------------------------------------------------------------------------------------
Total expense and
     expense ratio       $ 25,703      35.2     $ 24,194      34.6      $ 50,430    34.4        $ 49,716    35.8
- - -------------------------------------------------------------------------------------------------------------------


     Renewal commissions remained essentially unchanged as a percentage of premiums earned for the second quarter of 1996 and the first six months of 1996 when compared to the same 1995 periods.

     Amortization of deferred policy acquisition costs, as a percentage of premiums earned, increased by 1.0% to 9.3% in the second quarter of 1996 and increased by 0.5% to 8.4% in the first half of 1996 over the same 1995 periods. The increase in the amortization of deferred policy acquisition costs is a result of acclerated policy terminations during the quarter. As expected, the Company has experienced accelerated policy terminations primarily in its
Section 125 business and believes it is a direct result of a previous announced agreement with the Internal Revenue Service regarding the Company's policies under Section 125 of the Internal Revenue Code. As previously disclosed, on October 2, 1995, the Company entered into an agreement with the IRS regarding certain accident and health insurance policies issued to policyholders through employer-sponsored plans that are intended to qualify as cafeteria plans under
Section 125 of the Internal Revenue Code. The IRS informally determined that these policies do not qualify under Section 125 if they contain a provision that permits the policyholder to receive back premiums after a specified period of time. The Company has such provisions which it calls return-of-premium ("ROP"), cash value ("CV") or benefit builder riders. Beginning in 1996, policyholders are no longer eligible to purchase or retain policies with the ROP, CV, or benefit builder coverage within a cafeteria plan. Instead, policyholders are required to either surrender the ROP, CV, or benefit builder rider or pay for the policy outside of the cafeteria plan.

     Policy terminations result in lower earned premiums, a write-off of deferred policy acquisition costs, and a release of policyholder benefit reserves. The Company may continue to experience a higher level of policy terminations during the remainder of 1996 resulting from Section 125 policies being surrendered.

     General and administrative expenses, as a percentage of premiums earned, decreased slightly in the second quarter of 1996 compared to the same 1995 period and decreased from 13.2% to 11.4% in the first half of 1996 compared to the same 1995 period. The decrease in the general and administrative expense ratio is due to the Company's continuing effort to reduce its cost structure. In addition, the decrease through six months is partly a result of a $1,611,000 settlement of market conduct examinations in March of 1995. Excluding this charge, first half of 1995 general and administrative expense would have been 12.1% of premiums earned, and the expense ratio would have been 34.7%.

Income Before Federal Income Taxes and Net Income
- - -------------------------------------------------

     The following table sets forth the Company's income before income taxes, and net income.

(Dollars in thousands)                         Three Months Ended                        Six Months Ended
                                                   June 30,                                 June 30,
- - -------------------------------------------------------------------------------------------------------------------
                                           1996       1995      % Change             1996       1995       % Change
- - -------------------------------------------------------------------------------------------------------------------
Income before federal income taxes    $  20,587   $  19,006       8.3           $  41,641    $ 36,139       15.2

Federal income tax expense:

      Current                             6,137       4,866      26.1              10,035      10,688        6.1
      Deferred                            1,070       1,800     (40.6)              4,535       2,491       82.1
- - -------------------------------------------------------------------------------------------------------------------

Total federal income taxes            $   7,207   $   6,666       8.1           $  14,570    $ 13,179       10.6
- - -------------------------------------------------------------------------------------------------------------------

Net income                            $  13,380   $  12,340       8.4           $  27,071    $ 22,960       17.9
===================================================================================================================


      The Company's effective federal income tax rates for the second quarter and first six months of 1996 was 35.0% and 35.0 %, respectively, compared to 35.1% and 36.5% for the same 1995 periods, respectively.

      Earnings per share for the second quarter and the first six months of 1996 totaled $0.77 and $1.55, respectively, an increase of 8.5 % and 18.3% respectively, compared to $0.71 and $1.31 for the same 1995 periods. Earnings per share for the first half of 1996 increased over the same 1995 period by 9.9%, excluding the effects of the market conduct settlement of $1,611,000 since the earnings per share would have been $1.41 for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Capitol American is a holding company which conducts its principal operations through its insurance subsidiaries. As a holding company, Capitol American's assets consist primarily of shares of Capitol American Life Insurance Company ("CALI"), of which it is the sole shareholder. Capitol American's cash outflows are comprised primarily of salaries, taxes, rent, dividends, stock redemptions and debt service. These cash outflows are dependent on the ability of the subsidiaries to pay cash dividends and management fees to Capitol American. Therefore, Capitol American's liquidity position is driven by the profitability, capital position and regulatory dividend restriction of its subsidiaries, primarily CALI.

      CALI's dividend capability is governed by the insurance laws of the state of Arizona. During any rolling twelve-month period, CALI may pay dividends to Capitol American without regulatory approval in the amount up to the lesser of its prior-year statutory net gain from operations or 10% of its statutory capital and surplus. In 1996, dividend payments by CALI in excess of $7,437,000 would require approval. Capitol American has paid dividends totaling $0.20 per share to shareholders or a total of $3,494,000 in 1996 compared with $0.18 per share or a total of $3,147,000 in 1995. During the second quarter of 1996 the quarterly dividend payment to shareholders was $0.10 per share compared with $0.09 per share in 1995.

      On July 16, 1996, the Board of Directors announced a regular quarterly dividend of $0.10 per share, payable on August 15, 1996, to shareholders of records as of August 1, 1996.

      Bank borrowing and short-term intercompany loans constitute other sources of liquidity. Capitol American has a $50,000,000 revolving line of credit secured by CALI's common stock. The revolving line of credit extends to December 31, 1996, and at that date all revolving loans outstanding become due and payable. Capitol American has the option, subject to bank approval, to extend the revolving loans for one year to December 31, 1997. The revolving credit agreement contains restrictive covenants which require Capitol American and its subsidiaries to maintain a specified amount of net worth and statutory surplus to meet certain financial ratios, restrict future indebtedness, and restrict the investments the Company may make by limiting the types of investments and amount of non-U.S. Government Securities. At June 30, 1996, and December 31, 1995, Capitol American had an outstanding balance of $29,500,000 and $18,000,000, respectively, on the revolving line of credit. The increase in the balance is primarly due to the Company retiring early the promissory note of $6,000,000 of principal and $3,127,000 of accrued interest. In addition, the increase in the balance was used to meet operating needs of the parent holding company.

      During 1993 and 1994, the Board of Directors adopted a common share repurchase program. The program allowed the Company to repurchase, from time to time, up to a total of 1,250,000 of its common shares. As of June 30, 1996, the Company repurchased 1,067,300 shares at an average price per share of $21.35 under this program. During the first quarter of 1996, the Company reissued 34,900 shares from the treasury shares as a result of stock option exercises. Repurchases have been funded by cash flows from operations and by bank borrowings.

                                    PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================



At the Company's Annual Meeting of Shareholders held on May 9, 1996, the following members were elected to the Board of Directors:

                                                        Votes                  Votes
                                                         for                 Withheld
                                                      ----------             --------
              R. Hale Andrews, Jr.                    15,231,233              67,235
              Robert  A. Garda                        15,231,233              67,235
              David H. Gunning                        15,231,388              67,080
              William H. Heller                       15,231,433              67,035
              M. Thomas Moore                         15,231,533              66,935
              Rowland T. Moriarty                     15,231,333              67,135
              Richard C. Osborne                      15,231,533              66,935
              Jon H. Outcalt                          15,231,533              66,935
              William R. Robertson                    15,231,533              66,935

                                    PART II

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
================================================================================


      (a)     Exhibits

              (27) Financial Data Schedule

      (b)     Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                  SIGNATURES
================================================================================

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPITOL AMERICAN FINANCIAL CORPORATION

Date:      July 26, 1996                By    /s/ David H. Gunning
     -------------------                   -----------------------------
                                        David H. Gunning
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date:     July 26, 1996                 By   /s/ Ronald L. Sarosy
     -------------------                   -----------------------------
                                        Ronald L. Sarosy
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer