Form 10-Q
period 1996-09-30
CAPITOL AMERICAN FINANCIAL CORP
filed 1996-11-14
CIK 893906

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the quarter ended September 30, 1996

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

                                              Yes   X       No
                                                  -----       -----

As of November 14, 1996, there were 17,489,190 Common Shares, without par value, of the Registrant outstanding.

                     CAPITOL AMERICAN FINANCIAL CORPORATION
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1996

                                                                                 Page
                                                                                  No.
-------------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION:


Item 1   -   Financial Statements
             Condensed Consolidated Balance Sheets -
                September 30, 1996 (unaudited) and December 31, 1995              3

             Condensed Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 1996 (unaudited)        4
                and September 30, 1995 (unaudited)

             Condensed Consolidated Statement of Shareholders' Equity -
                Nine Months Ended September 30, 1996 (unaudited)                  5

             Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1996 (unaudited)
                and September 30, 1995 (unaudited)                                6

             Notes to Condensed Consolidated Financial Statements (unaudited)     7

Item 2   -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     8-12

                           PART II. OTHER INFORMATION:

Item 6   -   Exhibits and Reports on Form 8-K                                    13

             Signatures                                                          14


             CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,     December 31,
(Amounts in thousands, except share data)                                                        1996              1995
===========================================================================================================================
                                                                                                  (Unaudited)


ASSETS
Investments:
    Fixed maturities held-to-maturity, at amortized cost
         (fair value $452,523 in 1996 and $503,813 in 1995)                                  $   358,275            339,379
     Securities available-for-sale at fair value:
         Fixed maturities (cost $313,459 in 1996 and $261,247 in 1995)                           308,547            290,281
         Equity securities (cost $8,052 in 1996 and $8,453 in 1995)                               10,194              9,792
     Short-term investments, at cost which approximates fair value                                    58                 50
---------------------------------------------------------------------------------------------------------------------------

           Total investments                                                                     677,074            639,502

Cash                                                                                              29,288              7,617
Accrued investment income                                                                          6,934              7,597
Agents' advances, net of allowance for uncollectible amounts
     of $986 in 1996 and $1,154 in 1995                                                           12,655             12,569
Premiums in course of collection                                                                   5,974              5,785
Prepaid commissions                                                                                6,177              6,982
Deferred policy acquisition costs                                                                271,318            258,177
Office equipment and leasehold improvements, net of accumulated
     depreciation and amortization of $8,042 in 1996 and $6,794 in 1995                            4,374              5,467
Other assets                                                                                       4,058              4,586
---------------------------------------------------------------------------------------------------------------------------

          Total assets                                                                       $ 1,017,852            948,282
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance policy reserves and liabilities:
     Future policy benefits                                                                  $   535,558            471,702
     Unpaid claims                                                                                40,286             37,473
     Unearned premiums                                                                            35,562             35,345
---------------------------------------------------------------------------------------------------------------------------

          Total reserves                                                                         611,406            544,520

Notes payable                                                                                     29,000             24,000
Accounts payable, accrued expenses, and other liabilities                                         20,687             28,984
Deferred federal income taxes                                                                     52,229             59,048
---------------------------------------------------------------------------------------------------------------------------

          Total liabilities                                                                      713,322            656,552
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred shares, without par value; authorized 5,000,000 shares
     No shares issued or outstanding                                                                --                 --
Common Shares, without par value; authorized 40,000,000 shares
    Outstanding net of treasury shares:  17,489,190 shares in 1996
        and 17,454,290 shares in 1995                                                             57,508             57,469
Net unrealized (loss) gain on securities available-for-sale, net of deferred
     federal income tax (benefit) expense of ($970) in 1996 and $10,626 in 1995                   (1,800)            19,747
Retained earnings                                                                                270,846            237,304
Treasury shares:  1,032,400 shares in 1996 and 1,067,300 shares in 1995                          (22,024)           (22,790)
---------------------------------------------------------------------------------------------------------------------------

          Total shareholders' equity                                                             304,530            291,730

Commitments and contingencies (Note 2)

          Total liabilities and shareholders' equity                                         $ 1,017,852            948,282
===========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

             CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                             --------------------------------------------------------------
                                                                  1996            1995                 1996           1995
===========================================================================================================================
Revenues:
     Premiums earned                                            $73,276          $70,626         $219,917         $209,606
     Income from investments                                     14,439           12,442           41,686           35,771
     Realized capital gains                                         107                0              229                0
     Other income                                                     6                0               30               43
--------------------------------------------------------------------------------------------------------------------------

           Total revenues                                        87,828           83,068          261,862          245,420
--------------------------------------------------------------------------------------------------------------------------

Benefits and expenses:
     Policyholders' benefits                                     20,506           18,024           60,528           55,189
     Increase in future policy benefits                          22,959           21,072           63,856           59,152
     Renewal commissions                                         10,687           10,331           32,120           30,687
     Amortization of deferred policy acquisition costs            5,213            5,355           17,480           16,307
     General and administrative                                   9,825           10,425           26,555           28,833
     Interest                                                       593              646            1,637            1,898
--------------------------------------------------------------------------------------------------------------------------

          Total benefits and expenses                            69,783           65,853          202,176          192,066
--------------------------------------------------------------------------------------------------------------------------

          Income before income taxes                             18,045           17,215           59,686           53,354
--------------------------------------------------------------------------------------------------------------------------

Income taxes:
     Current                                                      6,085            5,147           16,120           15,835
     Deferred                                                       246              865            4,781            3,356
--------------------------------------------------------------------------------------------------------------------------

          Total income taxes                                      6,331            6,012           20,901           19,191
--------------------------------------------------------------------------------------------------------------------------

Net income                                                      $11,714          $11,203          $38,785          $34,163
==========================================================================================================================

Net income per weighted average Common Share                      $0.67            $0.64            $2.22            $1.96
==========================================================================================================================

Cash dividends per Common Share                                   $0.10            $0.09            $0.30            $0.27
==========================================================================================================================

Weighted average Common Shares outstanding                   17,489,190       17,454,290       17,483,556       17,473,886
==========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

             CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 1996
                                   (Unaudited)


                                                                                     Net
                                                                                 Unrealized
                                                                                Appreciation
                                                                               (Depreciation)
                                                                                     of                                   Total
                                                                                 Available-                 Common        Share-
                                                                     Common       for-Sale    Retained     Shares in     holders'
(Amounts in thousands, except share and per share data)               Stock      Securities   Earnings     Treasury       Equity
================================================================================================================================

Balance, December 31, 1995                                           $57,469       19,747      237,304      (22,790)    $291,730

     Net income                                                                                 38,785                    38,785

     Cash dividends paid on Common Shares,
          $0.30 per share                                                                       (5,243)                   (5,243)

     Net unrealized loss on securities available-for-sale,
          net of federal income tax                                               (21,547)                               (21,547)

     Stock options                                                        39                                                  39

     Reissuance of 34,900 treasury shares                                                                       766          766
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1996                                          $57,508       (1,800)     270,846      (22,024)    $304,530
================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

             CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                            -------------------------------------
(Amounts in thousands)                                                           1996                 1995
=================================================================================================================
Cash flows from operating activities:
     Net income                                                                     $38,785               34,163
     Adjustments to reconcile net income to net cash
          provided from operating activities:
               Gain on call of equity securities available-for-sale                    (229)                  --
               Depreciation and amortization of office
                    equipment and leasehold improvements                              1,249                1,007
               Deferred federal income taxes                                          4,781                3,356
               Increase in insurance policy reserves and liabilities                 66,886               63,723
               Increase in premiums in course of collection                            (189)                 (48)
               Increase in deferred policy acquisition costs                        (30,621)             (34,226)
               Amortization of deferred policy acquisition costs                     17,480               16,307
               Increase in investments due to amortization
                    of discounts, net of premiums                                   (18,486)             (16,924)
              Decrease in prepaid commissions                                           805                  344
              Increase in agents' advances, net of allowance                            (86)              (4,090)
              Decrease in accounts payable, accrued expenses,
                    and other liabilities                                            (8,129)              (6,581)
               Other, net                                                             1,218                  844

-----------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) operating activities              73,464               57,875
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed maturities held-to-maturity                                       --              (52,526)
     Purchase of fixed maturities available-for-sale                                (68,622)                  --
     Purchase of equity securities available-for-sale                                  (912)              (1,166)
     Call of fixed maturities held-to-maturity                                           --                1,910
     Call of fixed maturities available-for-sale                                     16,000                   --
     Call of equity securities available-for-sale                                     1,542                   --
     Net change in office equipment and leasehold improvements                         (156)                (519)

-----------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) investing activities             (52,148)             (52,301)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Borrowings from bank                                                            15,500                6,000
     Repayment of borrowings from bank                                               (4,500)                  --
     Repayment of promissory note                                                    (6,000)                  --
     Repurchase of Common Shares                                                         --               (1,384)
     Reissuance of treasury shares                                                      766                   --
     Stock options exercised                                                             --                  253
     Payment of dividend                                                             (5,243)              (4,718)
     Principal payments for capital lease obligation                                   (168)                (162)

-----------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) financing activities                 355                  (11)
-----------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                 21,671                5,563
Cash at beginning of period                                                           7,617                1,543
-----------------------------------------------------------------------------------------------------------------
Cash at end of period                                                               $29,288               $7,106
=================================================================================================================

See accompanying notes to condensed consolidated financial statements.

             CAPITOL AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

-------------------------------------------------------------------------------



1.     Basis of Presentation
       ---------------------

                  The unaudited condensed consolidated financial statements include the accounts of Capitol American Financial Corporation ("Capitol American") and all significant subsidiaries ("Company") including Capitol American Life Insurance Company ("CALI"). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2.    Contingencies
      -------------

                  On March 7,1995, CALI and the insurance regulatory authorities of five states entered into a settlement agreement resolving all issues involving the marketing and sales practices of the Company's independent agents in those states, which had been the subject of routine market conduct examinations. As of September 30, 1996, the Company has complied with certain provisions of the settlement agreement. The Company expects the complete and satisfactory implementation of the settlement provisions to be completed in the latter part of 1996. The ultimate administrative costs of complying and implementing the provisions of the settlement agreement is not expected to have a material impact on the financial position or results of operations of the Company.

                  In addition to the foregoing, the Company is involved in ordinary litigation incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse effect upon the results of operations or financial condition of the Company.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Revenues
--------

The following table sets forth the components of total revenues.

(Dollars in thousands)                      Three Months Ended                       Nine Months Ended
                                              September 30,                            September 30,
-------------------------------------------------------------------------------------------------------------------
                                        1996        1995     % Change               1996         1995     % Change
-------------------------------------------------------------------------------------------------------------------
Premiums earned                      $73,276     $70,626          3.8          $ 219,917     $209,606          4.9

Income from investments               14,439      12,442         16.1             41,686       35,771         16.5

Realized capital gains                   107          --           --                229           --           --

Other Income                               6          --           --                 30           43        (30.2)
-------------------------------------------------------------------------------------------------------------------

Total revenues                      $ 87,828     $83,068          5.7           $261,862     $245,420          6.7
-------------------------------------------------------------------------------------------------------------------

      Premiums earned increased by 3.8% and 4.9% for the three and nine month periods ended September 30, 1996, respectively, when compared with the same 1995 periods. Premiums earned are driven by two factors: renewal premiums and premiums from new policy sales. Renewal premiums (premiums earned on policies in-force longer than 12 months) increased by 7.9% and 8.5% for the three and nine month periods ended September 30, 1996, respectively, when compared with the same 1995 period. The renewal rates for the three and nine month periods ended September 30, 1996, were 86.2% and 86.2%, respectively, compared with 85.3% and 85.3% for the same 1995 periods. Premiums earned from new policies (policies in the first year) declined by 12.6 % and 8.9% for the three and nine month periods ended September 30, 1996, respectively, when compared with the same 1995 periods.

Sales results for the three and nine months ended September 30, 1996 are summarized below.


(Dollars in Thousands)                                  Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
------------------------------------------------------------------------------------------------------------------
                                                                       %                                       %
                                               1996        1995     Change              1996        1995    Change
-------------------------------------------------------------------------------------------------------------------

Business Marketing Division (BMD)            $4,840      $5,702     (15.1)           $16,056     $17,686     (9.2)

Consumer Marketing Division (CMD)             7,390       9,593     (23.0)            23,664      30,562    (22.6)
-------------------------------------------------------------------------------------------------------------------

Total                                       $12,230     $15,295     (20.0)           $39,720     $48,248    (17.7)
-------------------------------------------------------------------------------------------------------------------

      Sales of new policies decreased by 20.0% and 17.7% for the three and nine months ended September 30, 1996, respectively, compared to the same 1995 periods. Sales from BMD decreased by 15.1% and 9.2% in the third quarter and the first nine months of 1996, respectively, from the same 1995 periods primarily due to an 18.3% and an 8.3% decrease in the number of producing agents during the three and nine months ended September 30, 1996, respectively. Sales from CMD continue to be hampered by a decline in the Company's largest sales organization, Inter-State Services ("ISS"). ISS, which has historically accounted for approximately one-third of total Company sales, experienced a 35.4% and a 34.0% decline in third quarter and first nine months of 1996 sales. The decline in ISS sales is primarily due to a 38.3% year-to-date decline in the number of producing agents. CMD sales excluding ISS were down 10.0% in the quarter and down 9.7% on year-to-date basis, primarily as a result of an 18.6% decline in the number of producing agents offset by an 11.0% increase in agent proficiency.

      The increase in investment income, as shown in the previous page, was driven primarily by growth in the Company's investment portfolio. The investable assets including cash increased by 15.1% from December 31, 1995, as a result of cash flow from operations and the accretion of purchase discount on zero coupon securities. The investment yield on average investable assets including cash was 8.1% and 8.1% for the third quarter and first nine months of 1996, respectively, compared to 8.2% and 8.2% for the same 1995 periods. The decrease in investment yield on average portfolio assets for 1996 is due to lower interest rates generally available on new investments to yields on investments made in prior periods.

      The Company's fixed income investment portfolio is currently comprised entirely of U.S. government and corporate utility fixed income securities. The Company has the ability to hold to maturity all fixed income securities currently classified in the held-to-maturity category. The Company realized $229,000 in capital gains as of September 30, 1996, due to calls of preferred stocks which were classified as available-for-sale.

Benefits and Expenses
---------------------

      The following table sets forth the components and calculation of the benefit ratio.


(Dollars in thousands)                 Three Months Ended                               Nine Months Ended
                                          September 30,                                   September 30,
-------------------------------------------------------------------------------------------------------------------
                                        % of                    % of                    % of                  % of
                             1996   Revenues         1995   Revenues         1996   Revenues        1995  Revenues
-------------------------------------------------------------------------------------------------------------------
Total revenues            $87,828      100.0      $83,068      100.0     $261,862      100.0    $245,420     100.0
-------------------------------------------------------------------------------------------------------------------

Claim benefits             15,844       18.1       14,923       18.0       47,568       18.3      46,131      18.8

Return-of-premiums
     settlements            4,662        5.3        3,101        3.7       12,960        4.8       9,058       3.7
-------------------------------------------------------------------------------------------------------------------

Policy benefits            20,506       23.4       18,024       21.7       60,528       23.1      55,189      22.5

Increase in future
     policy benefits       22,959       26.1       21,072       25.4       63,856       24.4      59,152      24.1
-------------------------------------------------------------------------------------------------------------------

Total benefits and
     benefit ratio        $43,465       49.5      $39,096       47.1     $124,384       47.5    $114,341      46.6
-------------------------------------------------------------------------------------------------------------------

     The benefit ratio increased by 2.4 and 0.9 percentage points for the three and nine months ended September 30, 1996 over the same 1995 periods. This increase is more pronounced for policy benefits than for the increase in reserves for future policy benefits.

     The policy benefits increased, as a percentage of total revenues, in 1996 as a result of increased return-of-premium settlements. This ratio is expected to gradually increase as the average age of the in-force policies increases and as more of the insureds reach the policy durations at which the return-of-premium benefits become payable. Although the increase in reserve for future policy benefits ratio for the third quarter 1996 is 0.7% higher than for the same 1995 period, the ratio on a year-to-date basis is consistent with the prior period. This deviation in pattern in the third quarter of 1996 is primarily attributable to timing issues with group renewal recognition for policies issued that were intended to qualify as cafeteria plans under Section 125 of the Internal Revenue Code and slower revenue growth due to recent decline in new sales. These factors were partially offset by decreases in both general and administrative expenses and amortization of deferred policy acquisition costs, as a percent of premiums earned.

     The interest rate used in discounting future policy benefits for policies issued in 1996 is 8.20%, compared to 8.40% for policies issued in 1995, 8.75% for policies issued in 1994, 9.2% for policies issued in 1992 and 1993, and 11.00% for policies issued in 1981 through 1991. A reduction in the discount rate, which is based on the yield of investments allotted to certain sales, results in an increase in future policy benefits as a percent of revenues. This applies only to new sales, as changes in interest rates do not affect reserving on policies already in force.

      The following table sets forth the components and calculation of the expense ratio.


(Dollars in thousands)                   Three Months Ended                            Nine Months Ended
                                           September 30,                                  September 30,
-------------------------------------------------------------------------------------------------------------------
                                        % of                    % of                    % of                  % of
                             1996   Premiums         1995   Premiums         1996   Premiums        1995  Premiums
-------------------------------------------------------------------------------------------------------------------
Premiums earned           $73,276      100.0      $70,626      100.0     $219,917      100.0    $209,606     100.0
-------------------------------------------------------------------------------------------------------------------

Renewal commissions        10,687       14.6       10,331       14.6       32,120       14.6      30,687      14.6

Amortization of deferred
  policy acquisition costs  5,213        7.1        5,355        7.6       17,480        7.9      16,307       7.8
-------------------------------------------------------------------------------------------------------------------

Merger expense                950        1.3           --         --          950        0.4          --        --

Litigation expense             --         --        1,825        2.6           --         --       1,825       0.9

Compliance expense             --         --           --         --           --         --       1,611       0.7

Operating expenses          8,875       12.1        8,600       12.2       25,605       11.7      25,397      12.1
-------------------------------------------------------------------------------------------------------------------

Total general and
  administrative expenses   9,825       13.4       10,425       14.8       26,555       12.1      28,833      13.7
-------------------------------------------------------------------------------------------------------------------

Total expense and
     expense ratio        $25,725       35.1       26,111       37.0       76,155       34.6     $75,827      36.1
-------------------------------------------------------------------------------------------------------------------

     Renewal commissions are essentially unchanged as a percentage of premiums earned for the third quarter and first nine months of 1996, when compared to the same 1995 periods.

     Amortization of deferred policy acquisition costs declined, as a percentage of premiums earned, for the third quarter of 1996 when compared to the same 1995 period. This decline is largely attributable to the above average persistency the Company has typically experienced.

     Excluding the effects of costs related to the merger, litigation, and compliance settlements, the general and administrative expenses of approximately 12% of premiums earned decreased slightly for the both three and nine months ended September 30, 1996 when compared to the same 1995 periods. On August 25, 1996, the Company entered into a definitive agreement to be acquired by Conseco, Inc. See "Liquidity and Capital Resources" section. The Company has incurred $950,000 so far in merger-related expenses. The Company expects to incur additional merger-related expenses in the future prior to the consummation of the merger. As previously reported, the Company increased its legal accrual in the third quarter of 1995 by $1,825,000 and paid $1,611,000 as part of compliance settlement in the first quarter of 1995.

Income Before Federal Income Taxes and Net Income
-------------------------------------------------

     The following table sets forth the Company's income before federal income taxes, and net income.


(Dollars in thousands)                         Three Months Ended                        Nine Months Ended
                                                  September 30,                              September 30,
-------------------------------------------------------------------------------------------------------------------
                                           1996        1995     % Change             1996       1995    % Change
-------------------------------------------------------------------------------------------------------------------
Income before federal income taxes      $18,045    $ 17,215          4.8          $59,686    $53,354        11.9
-------------------------------------------------------------------------------------------------------------------

Federal income tax expense:
      Current                             6,085       5,147         18.2           16,120     15,835         1.8
      Deferred                              246         865        (71.6)           4,781      3,356        42.5
-------------------------------------------------------------------------------------------------------------------

Total federal income taxes                6,331       6,012          5.3           20,901     19,191         8.9
-------------------------------------------------------------------------------------------------------------------

Net income                              $11,714     $11,203          4.6          $38,785    $34,163        13.5
-------------------------------------------------------------------------------------------------------------------

      The Company's effective federal income tax rates for the third quarter and first nine months of 1996 were 35.1% and 35.0% respectively, compared to 34.9% and 36.0% for the same 1995 periods.

      Earnings per share for the third quarter of 1996 totalled $0.67, an increase of 4.7%, compared to $0.64 for the same 1995 period. Third quarter of 1996 results include legal and investment banking expenses of $950,000 associated with the pending merger with Conseco, whereas third quarter of 1995 includes a one-time charge for litigation of $1,825,000. Adjusting for these charges, third quarter of 1996 net income would be $12,332,000, or $0.71 per share, compared with $12,389,000, or $0.71 per share, in the prior year quarter. Earnings per share for the first nine months of 1996 was $2.22, an increase of 13.3%, compared to $1.96 for the same 1995 period. Excluding the effects of the merger, litigation, and compliance expenses, the earnings per share would have been $2.25 for the 1996 period compared to $2.11 for the 1995 period, an increase of 6.7%.

LIQUIDITY AND CAPITAL RESOURCES

      Capitol American is a holding company which conducts its principal operations through its insurance subsidiaries. As a holding company, Capitol American's assets consist primarily of shares of Capitol American Life Insurance Company ("CALI"), of which it is the sole shareholder. Capitol American's cash outflows are comprised primarily of salaries, taxes, rent, dividends, stock redemptions and debt service. These cash outflows are dependent on the ability of the subsidiaries to pay cash dividends and management fees to Capitol American. Therefore, Capitol American's liquidity position is driven by the profitability, capital position and regulatory dividend restrictions of its subsidiaries, primarily CALI.

      CALI's dividend capability is governed by the insurance laws of the state of Arizona. During any rolling twelve-month period, CALI may pay dividends to Capitol American without regulatory approval in the amount up to the lesser of its prior-year statutory net gain from operations or 10% of its statutory capital and surplus. In 1996, dividend payments by CALI in excess of $7,422,000 would require approval. In the first nine months of 1996, Capitol American has paid dividends totaling $0.30 per share to shareholders or a total of $5,243,000 compared with $0.27 per share or a total of $4,718,000 for the same period in 1995. During the third quarter of 1996, the quarterly dividend payment to shareholders was $0.10 per share compared with $0.09 per share in 1995. On September 17, 1996, the Board of Directors announced a regular quarterly dividend of $0.10 per share, payable on November 14, 1996, to shareholders of record on October 31, 1996.

      Bank borrowing and short-term intercompany loans constitute other sources of liquidity. Capitol American has a $50,000,000 revolving line of credit secured by CALI's common stock. The revolving line of credit extends to December 31, 1996, and at that date all revolving loans outstanding become due and payable. Capitol American has the option to extend the revolving loans for one year to December 31, 1997. The revolving credit agreement contains restrictive covenants which require Capitol American and its subsidiaries to maintain a specified amount of net worth and statutory surplus to meet certain financial ratios, restrict future indebtedness, and restrict the investments the Company may make by limiting the types of investments and amount of non-U.S. Government Securities. At September 30, 1996 and December 31, 1995, Capitol American had an outstanding balance of $29,000,000 and $24,000,000, respectively, on the revolving line of credit. The increase in outstanding borrowing on the revolving line of credit is a result of the Company retiring early the promissory note and to meet operating needs of the parent company.

      On August 25, 1996, the Company signed a definitive Agreement and Plan of Merger providing for the acquisition of the Company by Conseco, Inc. As a result of the merger, the Company will become a wholly-owned subsidiary of Conseco. Pursuant to the agreement, on the terms and subject to the conditions thereof, each outstanding share of the Company's Common Shares will be entitled to receive $30.00 in cash and a fraction of a share of common stock of Conseco with a value of $6.50. For purposes of determining the exchange ratio, the value of the Conseco common stock will be equal to the average closing price of the stock on the New York Stock Exchange during the 20 consecutive trading days ending two days prior to the closing of the merger. The cash consideration will increase by $0.25 per share if the closing does not occur by December 10, 1996 and by an additional $0.25 per share per month thereafter until the closing occurs. The total consideration for the transaction is expected to be approximately $680,000,000. The Agreement and Plan of Merger provides that the closing of the merger is subject to approval of the Company's shareholders and the satisfaction of certain conditions, including without limitation, the receipt of any necessary governmental and insurance regulatory approvals.

                                     Part II

                    Item 6 - Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------



      (a)     Exhibits

              (27)  Financial Data Schedules

      (b)     Reports on Form 8-K:

              A Current Report on Form 8-K dated August 25, 1996 was filed on August 29, 1996 to report that the Company signed a definitive Agreement and Plan of Merger providing for the acquisition of the Company by Conseco, Inc.

                                   SIGNATURES

-------------------------------------------------------------------------------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CAPITOL AMERICAN FINANCIAL CORPORATION

Date:  November 14, 1996                By   /s/ David H. Gunning
                                           ------------------------------------
                                           David H. Gunning
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Date:  November 14, 1996                By   /s/ Ronald L. Sarosy
                                           ------------------------------------
                                           Ronald L. Sarosy
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer